Form 10-K
period 1999-12-31
GS MORTGAGE SEC CORP II COMM MORT PA THRO CERT SER 1997-GL1
filed 2000-03-29
CIK 1068876

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended
December 31, 1999

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999.
Not applicable.

Number of shares of common stock outstanding as of December
31, 1999.
Not applicable.






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

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On
Form 8-K................................................4

Signatures...................................................4

Exhibit Index................................................4






PART I

ITEM 1.   BUSINESS

This Annual Report on Form 10-K relates to the
Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1997-GL I issued, pursuant to a Pooling and Servicing Agreement, dated as of August 11, 1997 (the
"Pooling and Servicing Agreement"), by and among GS Mortgage
Securities Corporation II, as sponsor  (the "Company, GMAC
Commercial Mortgage Corporation., as master and special servicer, LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-27083) the "Registration Statement").

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








PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1999. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

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

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

a)	1.*	Servicer's Annual Statement of Compliance for the
period ended 12/31/99.
 	2.*	Servicer's Independent Accountant's Report on
Servicer's servicing activities.

b)  1.*	Audited Financial Statements for One Hundred Towers,
L.L.C.
2.*	Audited Combined Financial Statements for Grande A
Properties.
3.*	Audited Financials Statements of ComMet 380, Inc.
4.*	Audited Financial Statements for Century Plaza Towers.
5.*	Audited Financial Statements for Commonwealth Atlantic Properties.
6.*	Audited Financial Statements for WMP II Limited
Partnership.
7.*	Audited Financial Statements for Vornado Montehiedra
Acquisition L.P.
8.*	Consent of Price Waterhouse for One Hundred Towers,
L.L.C. audited financials.
9.*	Consent of Arthur Andersen LLP for combined financial
statements of Grande A Properties.
10.*	Consent of Deloitte & Touche LLP for ComMet 380, Inc.
audited financial statements.
11.*	Auditors consent for Century Plaza Towers.
12.*	Auditors consent for Commonwealth Atlantic Properties.
13.*	Auditors consent for WMP II Limited Partnership.
14.*	Auditors consent for Vornado Montehiedra Acquisition L.P.

c) All current Reports on Form 8-K for the Trust have been filed as of 12/31/99.

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
Dated: March 29, 2000


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
99.10*Audited Financial Statements for Commonwealth Atlantic
Properties.
99.11*Audited Financial Statements for WMP II Limited
Partnership.
99.12*Audited Financial Statements for Vornado Montehiedra
Acquisition L.P.
99.13*Auditors consent for Century Plaza Towers.
99.14*Auditors consent for Commonwealth Atlantic Properties. 99.15*Auditors consent for WMP II Limited Partnership. 99.16*Auditors consent for Vornado Montehiedra Acquisition L.P.


* IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THESE
EXHIBITS ARE BEING FILED IN PAPER PURSUANT TO A
CONTINUING HARDSHIP EXEMPTION.