Form 10-K
period 2000-12-31
GS MORTGAGE SEC CORP II COMM MORT PA THRO CERT SER 1997-GL1
filed 2001-03-19
CIK 1068876

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended
December 31, 2000

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

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2000.
Not applicable.

Number of shares of common stock outstanding as of December
31, 2000.
Not applicable.






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








PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 2000. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

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